Form 10-Q
period 2021-06-30
Gores Holdings VIII Inc.
filed 2021-08-13
CIK 1841080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

As of August 13, 2021, there were 34,500,000 shares of the Company’s Class A Common Stock, par value $0.0001 per share, and 8,625,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORES HOLDINGS VIII, INC.

BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$1,051,077	$—
Prepaid assets	1,610,905	—
Total current assets	2,661,982	—
Investments and cash held in Trust Account	345,019,010	—
Total assets	$347,680,992	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses, formation and offering costs	$1,511,073	$750
State franchise tax accrual	100,000	450
Public warrants derivative liability	5,606,250	—
Private warrants derivative liability	3,856,666	—
Notes and advances payable – related party	1,350,000	—
Total current liabilities	12,423,989	1,200
Deferred underwriting compensation	12,075,000	—
Total liabilities	$24,498,989	$1,200

Commitments and contingencies
Class A Common Stock subject to possible redemption, 34,500,000 and -0- shares at June 30, 2021 and December 31, 2020, respectively (at redemption value of $10 per share)	345,000,000	—

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized	—	—
Class F Common Stock, $0.0001 par value; 40,000,000 shares authorized, 8,625,000 and -0- shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	863	—
Additional paid-in-capital	—	—
Accumulated deficit	(21,818,860)	(1,200)

Total stockholders’ equity (deficit)	(21,817,997)	(1,200)

Total liabilities and stockholders’ equity (deficit)	$347,680,992	$—

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS VIII, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three	Six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2021
Revenues	—	—
Professional fees and other expenses	(1,421,288)	(1,792,106)
State franchise taxes, other than income tax	(50,000)	(100,000)
Gain/(loss) from change in fair value of warrant liability	(2,256,542)	1,892,583
Allocated expense for warrant issuance cost	(52)	(378,413)
Net loss from operations	(3,727,882)	(377,936)
Other income - interest income	12,332	19,010
Net loss before income taxes	$(3,715,550)	$(358,926)
Provision for income tax	—	—
Net loss attributable to common shares	$(3,715,550)	$(358,926)

Net loss per ordinary share:
Class A Common Stock - basic and diluted	$(0.09)	$(0.83)
Class F Common Stock - basic and diluted	$(0.09)	$(0.83)

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS VIII, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Three Months Ended June 30, 2021
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance at April 1, 2021	-	$-	8,625,000	$863	$-	$(18,100,713)	$(18,099,850)
Subsequent measurement of Class A Common Stock subject to redemption under ASC 480-10-S99 against additional paid-in capital	-	-	-	-	-	(2,597)	(2,597)
Net loss	-	-	-	-	-	(3,715,550)	(3,715,550)
Balance at June 30, 2021	-	$-	8,625,000	$863	$-	$(21,818,860)	$(21,817,997)

	Six Months Ended June 30, 2021
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance at January 1, 2021	-	$-	-	$-	$-	$(1,200)	$(1,200)
Sale of Class F Common Stock to Sponsor on January 11, 2021 at $0.0001 par value	-	-	8,625,000	863	24,137	-	25,000
Excess of fair value paid by founders for warrants	-	-	-	-	4,272,001	-	4,272,001
Subsequent measurement of Class A Common Stock subject to redemption under ASC 480-10-S99 against additional paid-in capital	-	-	-	-	(4,296,138)	-	(4,296,138)
Subsequent measurement of Class A Common Stock subject to redemption under ASC 480-10-S99 against accumulated deficit	-	-	-	-	-	(21,458,734)	(21,458,734)
Net loss	-	-	-	-	-	(358,926)	(358,926)
Balance at June 30, 2021	-	$-	8,625,000	$863	$-	$(21,818,860)	$(21,817,997)

See accompanying notes to the unaudited, interim financial statements

GORES HOLDINGS VIII, INC.

STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2021

(Unaudited)

Cash flows from operating activities:
Net loss	$(358,926)
Changes in state franchise tax accrual	99,550
Changes in prepaid assets	(1,610,905)
Changes in accrued expenses, formation and offering costs	1,510,323
Issuance costs related to warrant liability	378,413
Changes in fair value warrants derivative liability	(1,892,583)
Net cash used in operating activities	(1,874,128)
Cash flows from investing activities:
Cash deposited in Trust Account	(345,000,000)
Interest reinvested in the Trust Account	(19,010)
Net cash used in investing activities	(345,019,010)
Cash flows from financing activities:
Proceeds from sale of Units in Public Offering	345,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	8,900,000
Proceeds from sale of Class F Common Stock to Sponsor	25,000
Proceeds from notes and advances payable – related party	1,975,000
Repayment of notes and advances payable – related party	(625,000)
Payment of underwriter's discounts and commissions	(6,900,000)
Payment of accrued offering costs	(430,785)
Net cash provided by financing activities	347,944,215
Increase in cash	1,051,077
Cash at beginning of period	—
Cash at end of period	$1,051,077
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$12,075,000
Supplemental disclosure of income and franchise taxes paid:
Cash paid for income and state franchise taxes	$450

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS VIII, INC.

NOTES TO THE UNAUDITED, INTERIM FINANCIAL STATEMENTS

1.       Organization and Business Operations

Organization and General

Gores Holdings VIII, Inc. (the “Company”) was incorporated in Delaware on September 14, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not engaged in any operations other than to identify and consummate a Business Combination, and has not generated any operating revenue to date. The Company’s management has broad discretion with respect to the Business Combination. The Company’s sponsor is Gores Sponsor VIII, LLC, a Delaware limited liability company (the “Sponsor”). The Company has selected December 31st as its fiscal year-end.

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

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government obligations. As of June 30, 2021, the Trust Account consisted of money market funds.

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

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable and any Regulatory Withdrawals, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to consummation of the Business Combination, including interest but less taxes payable and any Regulatory Withdrawals. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under Nasdaq rules. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. Currently, the Company will not redeem its public shares of Class A Common Stock in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares of Class A Common Stock and the related Business Combination, and instead may search for an alternate Business Combination.

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

2.       Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2021 and the results of operations and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of results that may be expected for the full year or any other period. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements as of January 11, 2021 and December 31, 2020 and for the periods from January 1, 2021 through January 11, 2021 as well as September 14, 2020 (inception) through December 31, 2020 included in the final prospectus filed with the SEC on February 26, 2021. The Company was formed on September 14, 2020. Therefore, these financial statements do not include comparative statements to prior 2020 periods other than the balance sheet as of December 31, 2020.

Net Loss Per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock and Class F common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public and private warrants to purchase 7,279,166 shares of Common Stock at $11.50 per share were issued on March 1, 2021. At June 30, 2021, no warrants have been exercised. The 7,279,166 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and six months ended June 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
	Class A	Class F	Class A	Class F
Basic and diluted net loss per share:
Numerator:
Allocation of net loss, including accretion of temporary equity	$(2,974,517)	$(743,629)	$(19,337,684)	$(6,776,115)

Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000	23,254,144	8,148,481
Basic and diluted net loss per share	$(0.09)	$(0.09)	$(0.83)	$(0.83)

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

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs were $19,405,785 (including $18,975,000 in underwriter’s fees) consisting principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and are charged to stockholders’ equity upon the completion of the Public Offering. Since the Company is required to classify the warrants as derivative liabilities, offering costs totaling $378,413 are reflected as an expense in the statements of operations.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2021.

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

Investments and Cash Held in Trust Account

At June 30, 2021, the Company had $345,019,010 in the Trust Account which may be utilized for Business Combinations. At June 30, 2021, the Trust Account consisted of money market funds.

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

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s statements of operations. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

In addition, at June 30, 2021 and December 31, 2020, the Company had current liabilities of $12,423,989 and $1,200, respectively, and working capital of ($9,762,007) and ($1,200), respectively, the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2 and 3. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after June 30, 2021, and amounts are continuing to accrue. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features do not qualify for equity classification in FASB ASC Topic 815-40 “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The fair value of the public warrants at February 25, 2021 was a liability of $6,727,500. At June 30, 2021, the fair value has decreased to $5,606,250. The change in fair value of $1,121,250 is reflected as a gain in the statements of operations.

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

As of June 30, 2021, the Class A Common Stock reflected on the balance sheet are reconciled in the following table. The accretion of carrying value to redemption value was recognized on March 31, 2021, and there has been $2,597 of additional accretion for the three months ended June 30, 2021:

As of June 30, 2021
Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	$(6,727,500)
Class A shares issuance costs	$(19,027,372)
Plus:
Accretion of carrying value to redemption value	$(25,754,872)
Contingently redeemable Class A Common Stock	$345,000,000

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

The sale of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

On March 19, 2021, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for on-going operational expenses and certain other expenses in connection with the Proposed Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) January 31, 2022 or (ii) the date on which the Company consummates the Proposed Business Combination. As of June 30, 2021, the amount advanced by Sponsor to the Company was $1,350,000.

Administrative Services Agreement

The Company entered into an administrative services agreement pursuant to which it agreed to pay to an affiliate of the Sponsor $20,000 per month for office space, utilities, and secretarial support. Services commenced on February 25, 2021 (the date the securities were first listed on the Nasdaq Capital Market) and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company.

For the period commencing February 25, 2021 through June 30, 2021 the Company has paid the affiliate $82,857.

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

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended June 30, 2021. As of June 30, 2021, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

7.       Investments and Cash Held in Trust

As of June 30, 2021, investment securities in the Company’s Trust Account consist of $345,019,010 in money market funds.

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

Warrants

The Company has determined that warrants issued in connection with its initial public offering in January 2021 are subject to treatment as a liability. The Company utilizes a Monte Carlo simulation methodology to value the warrants at each reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public in 2020 and 2021. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. At June 30, 2021, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $1.30 at June 30, 2021. The fair value of the Private Placement Warrants was deemed to be equal to the fair value of the Public Warrants because the Private Placement Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants.

The Warrants were classified as Level 2 at the respective measurement dates.

The key inputs into the option model for the Private Placement Warrants and Public Warrants were as follows for the relevant periods:

	As of
	February 25, 2021	June 30, 2021*
Selected Volatility	20.0%	-
Risk-free interest rate	0.91%	-
Warrant exercise price	$11.50	$11.50
Expected term	5.5	5.5

*Volatility and risk-free rate were not utilized in computation.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public and Private Warrants as of June 30, 2021, is classified as Level 2 due to the use of both observable inputs in an active market as well as quoted prices in active markets for similar assets and liabilities.

As of June 30, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $3.9 million and $5.6 million, respectively, based on the closing price of GIIXW on that date of $1.30.

As of February 25, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $4.6 million and $6.7 million, respectively, based on the closing price of GIIXU on that date of $10.41.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Total Warrant Liabilities
Fair value at February 25, 2021	4,627,999	6,727,500	11,355,499
Change in fair value	(771,333)	(1,121,250)	(1,892,583)
Fair value at June 30, 2021	3,856,666	5,606,250	9,462,916

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	June 30,	Active Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	$345,019,010	$345,019,010	$—	$—
Public warrants	5,606,250	—	5,606,250	—
Private placement warrants	3,856,666	—	3,856,666	—
Total	$354,481,926	$345,019,010	$9,462,916	$—

9.       Stockholders’ Equity

Common Stock

The Company is authorized to issue 400,000,000 shares of Class A Common Stock, par value $0.0001 per share, and 40,000,000 shares of Class F Common Stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2021, there were 34,500,000 shares of Class A Common Stock and 8,625,000 shares of Class F Common Stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2021, there were no shares of preferred stock issued and outstanding.

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

11.       Subsequent Events

Management has performed an evaluation of subsequent events through August 13, 2021, noting no items which require adjustment or disclosure other than those set forth in the preceding notes to the financial statements.

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

Results of Operations

For the six months ended June 30, 2021, we had a net loss of $358,926, of which $1,892,583 is non-cash gain related to the change in fair value of the warrant liability. Our business activities during the quarter mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by March 1, 2023. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying unaudited financial statements, at June 30, 2021, we had $1,051,077 in cash and deferred offering costs of $12,075,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

On March 19, 2021, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for on-going operational expenses and certain other expenses in connection with the Proposed Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) January 31, 2022 or (ii) the date on which the Company consummates the Proposed Business Combination. As of June 30, 2021, the amount advanced by Sponsor to the Company was $1,350,000.

As of June 30, 2021 and December 31, 2020, we had cash held outside of the Trust Account of approximately $1,051,077 and $0, respectively, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, subject to an annual limit of $900,000, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

At June 30, 2021 and December 31, 2020, the Company had current liabilities of $12,423,989 and $1,200 and working capital of ($9,762,007) and ($1,200), respectively, the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2 and 3. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after June 30, 2021, and amounts are continuing to accrue. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

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

Contractual Obligations

As of June 30, 2021 and December 31, 2020, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to The Gores Group for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the six months ended June 30, 2021 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of June 30, 2021, $345,019,010 (including accrued interest and dividends and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of June 30, 2021, investment securities in the Company’s Trust Account consist of $345,019,010 in money market funds. As of June 30, 2021, the effective annualized rate of return generated by our investments was approximately .0005%.

We have not engaged in any hedging activities during the six months ended June 30, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. While we have processes to identify and appropriately apply applicable accounting requirements, we have enhanced our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications.

Changes in Internal Control Over Financial Reporting

As we describe below, during the second quarter of 2021, we remediated the material weakness in internal control over financial reporting that we identified as of March 31, 2021. There were no other material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Remediation of Material Weakness

In connection with our management’s assessment of our internal control over financial reporting as of March 31, 2021, we identified a material weakness in our internal control over financial reporting. The identified material weakness pertained to our control activities over our accounting for warrants as derivative liabilities, recognition of changes in the estimated fair value of the derivative instruments, and correct equity classification of all Class A Common Stock. Our control activities were not designed appropriately to ensure that our related accounting conclusions were sufficiently documented and reviewed for compliance with U.S. GAAP. The material weakness resulted in a material misstatement of current liabilities and stockholders’ equity on our balance sheet as well as a material misstatement of our net income within our statement of operations. This was corrected prior to the issuance of our financial statements for the period ended March 31, 2021.

During the second quarter of 2021, our management enhanced and revised the design of our controls and procedures over our accounting for derivative liabilities and equity treatment of Class A Common Stock. These enhancements include our implementation of additional procedures related to documentation of our management’s evaluation of the facts and circumstances supporting its judgments and conclusions surrounding our accounting for derivative liabilities and equity treatment of Class A Common Stock as well as consultation with third-party accounting and valuation experts with relevant knowledge and experience to assist our management with its evaluation of our accounting for such items.

As a result of these enhancements, our management concluded that the material weakness was remediated as of June 30, 2021.

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

Through June 30, 2021, we incurred approximately $19,405,785 for costs and expenses related to the Public Offering. At the closing of the Public Offering, we paid a total of $6,900,000 in underwriting discounts and commissions. In addition, the underwriter agreed to defer $12,075,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus filed with the SEC on February 26, 2021.

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

As of June 30, 2021, after giving effect to our Public Offering and our operations subsequent thereto, approximately $345,019,010 was held in the Trust Account, and we had approximately $1,051,077 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GORES HOLDINGS VIII, INC.

Date: August 13, 2021	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)