Form 10-Q
period 2022-06-30
Gores Holdings VIII Inc.
filed 2022-08-05
CIK 1841080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, there were 34,500,000 shares of the Company’s Class A Common Stock, par value $0.0001 per share, and 8,625,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORES HOLDINGS VIII, INC.

BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$96,916	$317,220
Prepaid assets	643,335	1,090,278
Total current assets	740,251	1,407,498
Cash, cash equivalents and other investments held in Trust Account	345,465,842	345,030,739
Total assets	$346,206,093	$346,438,237

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses, formation and offering costs	$4,969,222	$3,175,067
State franchise tax accrual	20,000	200,000
Public warrants derivative liability	2,199,375	8,754,375
Private warrants derivative liability	1,513,000	6,022,332
Notes and advances payable – related party	1,950,000	1,350,000
Total current liabilities	10,651,597	19,501,774
Deferred underwriting compensation	12,075,000	12,075,000
Total liabilities	$22,726,597	$31,576,774

Commitments and contingencies
Class A Common Stock subject to possible redemption, 34,500,000 and 34,500,000 shares at June 30, 2022 and December 31, 2021, respectively (at redemption value of $10 per share)	345,000,000	345,000,000

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized	—	—
Class F Common Stock, $0.0001 par value; 40,000,000 shares authorized, 8,625,000 and 8,625,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	863	863
Additional paid-in-capital	—	—
Accumulated deficit	(21,521,367)	(30,139,400)

Total stockholders’ equity (deficit)	(21,520,504)	(30,138,537)

Total liabilities and stockholders’ equity (deficit)	$346,206,093	$346,438,237

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS VIII, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues	—	—	—	—
Professional fees and other expenses	(1,093,042)	(1,421,288)	(2,846,740)	(1,792,106)
State franchise taxes, other than income tax	(50,000)	(50,000)	(100,000)	(100,000)
Gain/(loss) from change in fair value of warrant liabilities	5,604,957	(2,256,542)	11,064,332	1,892,583
Allocated expense for warrant issuance cost	—	(52)	—	(378,413)
Net income/(loss) from operations	4,461,915	(3,727,882)	8,117,592	(377,936)
Other income - interest income	465,842	12,332	500,441	19,010
Net income/(loss) before income taxes	$4,927,757	$(3,715,550)	$8,618,033	$(358,926)
Provision for income tax	—	—	—	—
Net income/(loss) attributable to common shares	$4,927,757	$(3,715,550)	$8,618,033	$(358,926)

Net income/(loss) per common stock:
Class A Common Stock - basic and diluted	$0.11	$(0.09)	$0.20	$(0.83)
Class F Common Stock - basic and diluted	$0.11	$(0.09)	$0.20	$(0.83)

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS VIII, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three and Six Months Ended June 30, 2021
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Beginning Balance at January 1, 2021	-	$-	-	$-	$-	$(1,200)	$(1,200)
Sale of Class F Common Stock to Sponsor on January 11, 2021 at $0.0001 par value	-	-	8,625,000	863	24,137	-	25,000
Excess of fair value paid by founders for warrants	-	-	-	-	4,272,001	-	4,272,001
Subsequent measurement of Class A Common Stock subject to redemption against additional paid-in capital	-	-	-	-	(4,296,138)	-	(4,296,138)
Subsequent measurement of Class A Common Stock subject to redemption against accumulated deficit	-	-	-	-	-	(21,456,137)	(21,456,137)
Net loss	-	-	-	-	-	3,356,624	3,356,624
Balance at March 31, 2021	-	-	8,625,000	863	-	(18,100,713)	(18,099,850)
Subsequent measurement of Class A Common Stock subject to redemption against additional paid-in capital	-	-	-	-	-	(2,597)	(2,597)
Net loss	-	-	-	-	-	(3,715,550)	(3,715,550)
Balance at June 30, 2021	-	$-	8,625,000	$863	$-	$(21,818,860)	$(21,817,997)

	For the Three and Six Months Ended June 30, 2022
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance at January 1, 2022	-	$-	8,625,000	$863	$-	$(30,139,400)	$(30,138,537)
Net income	-	-	-	-	-	3,690,276	3,690,276
Balance at March 31, 2022	-	-	8,625,000	863	-	(26,449,124)	(26,448,261)
Net income	-	-	-	-	-	4,927,757	4,927,757
Balance at June 30, 2022	-	$-	8,625,000	$863	$-	$(21,521,367)	$(21,520,504)

See accompanying notes to the unaudited, interim financial statements

GORES HOLDINGS VIII, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash flows from operating activities:
Net income	$8,618,033	$(358,926)
Changes in state franchise tax accrual	(180,000)	99,550
Changes in prepaid assets	446,943	(1,610,905)
Changes in accrued expenses, formation and offering costs	1,794,155	1,510,323
Issuance costs related to warrant liabilities	—	378,413
Changes in fair value warrants derivative liabilities	(11,064,332)	(1,892,583)
Net cash used in operating activities	(385,201)	(1,874,128)
Cash flows from investing activities:
Cash deposited in Trust Account	—	(345,000,000)
Interest reinvested in the Trust Account	(435,103)	(19,010)
Net cash used in investing activities	(435,103)	(345,019,010)
Cash flows from financing activities:
Proceeds from sale of Units in Public Offering	—	345,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	—	8,900,000
Proceeds from sale of Class F Common Stock to Sponsor	—	25,000
Proceeds from notes and advances payable – related party	600,000	1,975,000
Repayment of notes and advances payable – related party	—	(625,000)
Payment of underwriter's discounts and commissions	—	(6,900,000)
Payment of accrued offering costs	—	(430,785)
Net cash provided by financing activities	600,000	347,944,215
Increase in cash	(220,304)	1,051,077
Cash at beginning of period	317,220	—
Cash at end of period	$96,916	$1,051,077
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$—	$12,075,000
Supplemental disclosure of income and franchise taxes paid:
Cash paid for income and state franchise taxes	$280,000	$450

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

Amendment to Merger Agreement

On May 20, 2022, the parties to the Merger Agreement entered into Amendment No. 1 to the Merger Agreement (“Amendment No. 1”). Amendment No. 1 amends the Merger Agreement to, among other things: (a) account for the termination of the KSP Subscription Agreement (as defined below) by revising the aggregate number of shares of Class A common stock, par value $0.0001 per share, of the Company (the “Class A Stock”) contemplated by the PIPE Investment from 31,055,000 shares to 28,555,000 shares; (b) account for the May Footprint Class C Financing (as defined below) by increasing the amount under clause “(d)” of the definition of “Closing Parent Cash” from to $150,000,000 to $175,000,000; (c) account for the amendment of the Waiver and Share Surrender Agreement (as defined below); and (d) make certain other administrative changes.

PIPE Subscription Agreements; Termination of KSP Subscription Agreement; May Footprint Class C Financing

On December 13, 2021, the Company entered into subscription agreements (each, a “Subscription Agreement” and collectively, the “Subscription Agreements”) with certain investors, including certain individuals (each, an “Individual Investor Subscription Agreement”), institutional investors (each, an “Institutional Investor Subscription Agreement”), KSP Footprint Investments, LLC (the “Koch Preference Subscriber”) and Gores Sponsor VIII LLC (the “Sponsor Subscription Agreement,” and, together with the Individual Investor Subscription Agreement, the Institutional Investor Subscription Agreement, and the Koch Preference Subscriber, the “PIPE Subscription Agreements”), pursuant to which the investors have agreed to purchase an aggregate of 31,055,000 shares of Company Class A Stock in a private placement for $10.00 per share (the “PIPE Investment”).

As part of the PIPE Investment, the Koch Preference Subscriber agreed to purchase 2,500,000 shares of Class A Stock, at a price per share of $10.00 for an aggregate purchase price of $25,000,000 (the “KSP Subscription Agreement”). On May 20, 2022, Footprint issued and sold 1,000 shares of Footprint’s Class C Non-Participating Preferred Stock, par value $0.001 per share, at a purchase price of $25,000 per share, for a total purchase price of $25,000,000 (the “May Footprint Class C Financing”) to the Koch Preference Subscriber. In connection with the May Footprint Class C Financing, the parties terminated the KSP Subscription Agreement (the “Termination Agreement”). As a result, the aggregate number of shares to be purchased in the PIPE Investment will be 28,555,000 shares of Class A Stock at $10.00 per share for an aggregate purchase price equal to $285,550,000.

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

Amendment to the Waiver and Share Surrender Agreement

On December 13, 2021, the Company entered a Waiver and Share Surrender Agreement (the “Waiver Agreement”) with the Sponsor and each holder (including the Sponsor) (each, a “Class F Holder,” and, collectively, the “Class F Holders”) of the Company’s Class F Common Stock, par value $0.0001 per share (“Class F Common Stock”), pursuant to which (a) the Class F Holders have agreed to waive certain of the anti-dilution rights in respect of their Class F Common Stock and (b) the Sponsor has agreed to irrevocably surrender 1,501,650 shares of Class F Common Stock, in each case, in connection with, and subject to, the closing of the Business Combination. On May 20, 2022, the parties to the Waiver and Share Surrender Agreement entered into Amendment No. 1 to the Waiver and Share Surrender Agreement (the “Waiver and Share Surrender Agreement Amendment”), pursuant to which the Sponsor has agreed to irrevocably surrender a total of 1,751,925 shares of Class F Stock, in connection with, and subject to, the closing of the Business Combination.

Financing

Upon the closing of the Public Offering and the sale of the Private Placement Warrants, an aggregate of $345,000,000 was placed in a Trust Account with Computershare acting as trustee (the “Trust Account”).

The Company intends to finance a Business Combination with the net proceeds from its $345,000,000 Public Offering and its sale of $8,900,000 of Private Placement Warrants.

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940 (the “Investment Company Act”), as amended, that invest only in direct U.S. government obligations. As of June 30, 2022, the Trust Account consisted of money market funds.

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

2.       Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2022 and 2021 and the results of operations and cash flows for the periods presented. Operating results for the period ended June 30, 2022 and 2021 are not necessarily indicative of results that may be expected for the full year or any other period.

Net Income/(Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock and Class F Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public and private warrants to purchase 7,279,166 shares of Common Stock at $11.50 per share were issued on March 1, 2021. At June 30, 2022 and 2021, no warrants had been exercised. The 7,279,166 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the periods ended June 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income/(loss)per share for each class of common stock:

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
	Class A	Class F	Class A	Class F	Class A	Class F	Class A	Class F
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income/(loss), including accretion of temporary equity	$3,942,205	$985,551	$(2,974,517)	$(743,629)	$6,894,426	$1,723,607	$(19,337,684)	$(6,776,115)

Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000	34,500,000	8,625,000	23,254,144	8,148,481
Basic and diluted net income/(loss) per share	$0.11	$0.11	$(0.09)	$(0.09)	$0.20	$0.20	$(0.83)	$(0.83)

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

Derivative Liabilities

The Company evaluated the Warrants (as defined below in Note 3 – Public Offering) and Private Placement Warrants (as defined below in Note 4 – Related Party Transactions) (collectively, “Warrant Securities”), and the forward purchase agreements in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, and concluded that the Warrant Securities and forward purchase agreements could not be accounted for as components of equity. As the Warrant Securities and forward purchase agreements meet the definition of a derivative in accordance with ASC 815, the Warrant Securities and forward purchase agreements are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (the Close Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2022.

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

Cash, Cash Equivalents and Other Investments Held in Trust Account

At June 30, 2022, the Company had $345,465,842 in the Trust Account which may be utilized for Business Combinations. At June 30, 2022, the Trust Account consisted of money market funds.

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

In addition, at June 30, 2022 and December 31, 2021, the Company had current liabilities of $10,651,597 and $19,501,774, respectively, and a working capital deficit of ($9,911,346) and ($18,094,276), respectively, the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2 and 3. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after June 30, 2022, and amounts are continuing to accrue. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features do not qualify for equity classification in FASB ASC Topic 815-40 “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The fair value of the public warrants at December 31, 2021 was a liability of $8,754,375. At June 30, 2022, the fair value has decreased to $2,199,375. The change in fair value of $6,555,000 is reflected as a gain in the statements of operations.

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

As of June 30, 2022, the Class A Common Stock reflected on the balance sheet are reconciled in the following table. The accretion of carrying value to redemption value was fully recognized by June 30, 2021, and there has been no additional accretion for the three months ended June 30, 2022:

As of June 30, 2022
Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	$(6,727,500)
Class A shares issuance costs	$(19,027,372)
Plus:
Accretion of carrying value to redemption value	$25,754,872
Contingently redeemable Class A Common Stock	$345,000,000

4.       Related Party Transactions

Founder Shares

On January 11, 2021, the Sponsor purchased 8,625,000 shares of Class F Common Stock, par value $0.0001 per share, of the Company (the “Founder Shares”) for $25,000, or approximately $0.003 per share. The Founder Shares included an aggregate of up to 1,125,000 shares subject to forfeiture by the Sponsor depending on the extent to which the underwriter’s over-allotment is exercised. As a result of the underwriter’s election to fully exercise its over-allotment option, 1,125,000 Founder Shares are no longer subject to forfeiture. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of the Public Offering. On February 23, 2021, the Sponsor transferred 25,000 Founder Shares to each of the three independent directors at their original purchase price.  At June 30, 2022, there was an aggregate of 8,625,000 Founder Shares outstanding. The Founder Shares are identical to the Class A Common Stock included in the Units sold in the Public Offering except that the Founder Shares are convertible under the circumstances described below. The Founder Shares will automatically convert into shares of Class A Common Stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s certificate of incorporation.

The sale of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

On March 19, 2021, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for on-going operational expenses and certain other expenses in connection with the Proposed Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) February 11, 2023 or (ii) the date on which the Company consummates the Proposed Business Combination. As of June 30, 2022, the amount advanced by Sponsor to the Company was $1,950,000.

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

For the six months ended June 30, 2022 the Company paid the affiliate $120,000. For the period commencing February 25, 2021 through June 30, 2022 the Company has paid the affiliate $322,857.

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

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended June 30, 2022. As of June 30, 2022, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

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

Warrants

The Company has determined that warrants issued in connection with its initial public offering in January 2021 are subject to treatment as a liability. The Company utilized a Monte Carlo simulation methodology to value the warrants for periods prior to public warrant trading and observable transactions for subsequent periods, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date and March 31, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public in close proximity to the Company’s IPO Closing Date. At June 30, 2022, there were observable transactions in the Company’s public warrants. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. On June 30, 2022, the Company utilized a Monte Carlo simulation methodology to value the warrants due to a lack of adequate trading volume on that date. The Public Warrants were valued at $0.51 per warrant at June 30, 2022. The fair value of the Private Placement Warrants was deemed to be equal to the fair value of the Public Warrants because the Private Placement Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public and Private Warrants as of June 30, 2022, is classified as Level 2 due to the use of both the Monte Carlo methodology as well as quoted prices in active markets for similar assets and liabilities.

As of June 30, 2022, the aggregate values of the Private Placement Warrants and Public Warrants were $1.5 million and $2.2 million, respectively, based on the fair value of GIIXW on that date of $0.51.

As of December 31, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $6.0 million and $8.8 million, respectively, based on the closing price of GIIXW on that date of $2.03.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Total Warrant Liabilities
Fair value at December 31, 2021	$6,022,332	$8,754,375	$14,776,707
Change in fair value	(4,509,332)	(6,555,000)	(11,064,332)
Fair value at June 30, 2022	$1,513,000	$2,199,375	$3,712,375

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	June 30,	Active Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Cash, Cash Equivalents and Other Investments Held in Trust Account	$345,465,842	$345,465,842	$—	$—

Derivative warrant liabilities:
Public warrants	(2,199,375)	—	(2,199,375)	—
Private placement warrants	(1,513,000)	—	(1,513,000)	—

8.       Common and Preferred Stock

Common Stock

The Company is authorized to issue 400,000,000 shares of Class A Common Stock, par value $0.0001 per share, and 40,000,000 shares of Class F Common Stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A Common Stock and 8,625,000 shares of Class F Common Stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

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

10.       Subsequent Events

Management has performed an evaluation of subsequent events through August 5, 2022, noting no items which require adjustment or disclosure other than those set forth in the preceding notes to the financial statements.

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

Amendment to Merger Agreement

On May 20, 2022, the parties to the Merger Agreement entered into Amendment No. 1 to the Merger Agreement (“Amendment No. 1”). Amendment No. 1 amends the Merger Agreement to, among other things: (a)

account for the termination of the KSP Subscription Agreement (as defined below) by revising the aggregate number of shares of Class A common stock, par value $0.0001 per share, of the Company (the “Class A Stock”) contemplated by the PIPE Investment from 31,055,000 shares to 28,555,000 shares; (b) account for the May Footprint Class C Financing (as defined below) by increasing the amount under clause “(d)” of the definition of “Closing Parent Cash” from to $150,000,000 to $175,000,000; (c) account for the amendment of the Waiver and Share Surrender Agreement (as defined below); and (d) make certain other administrative changes.

PIPE Subscription Agreements; Termination of KSP Subscription Agreement; May Footprint Class C Financing

On December 13, 2021, the Company entered into subscription agreements (each, a “Subscription Agreement” and collectively, the “Subscription Agreements”) with certain investors, including certain individuals (each, an “Individual Investor Subscription Agreement”), institutional investors (each, an “Institutional Investor Subscription Agreement”), KSP Footprint Investments, LLC (the “Koch Preference Subscriber”) and Gores Sponsor VIII LLC (the “Sponsor Subscription Agreement,” and, together with the Individual Investor Subscription Agreement, the Institutional Investor Subscription Agreement, and the Koch Preference Subscriber, the “PIPE Subscription Agreements”), pursuant to which the investors have agreed to purchase an aggregate of 31,055,000 shares of Company Class A Stock in a private placement for $10.00 per share (the “PIPE Investment”).

As part of the PIPE Investment, the Koch Preference Subscriber agreed to purchase 2,500,000 shares of Class A Stock, at a price per share of $10.00 for an aggregate purchase price of $25,000,000 (the “KSP Subscription Agreement”). On May 20, 2022, Footprint issued and sold 1,000 shares of Footprint’s Class C Non-Participating Preferred Stock, par value $0.001 per share, at a purchase price of $25,000 per share, for a total purchase price of $25,000,000 (the “May Footprint Class C Financing”) to the Koch Preference Subscriber. In connection with the May Footprint Class C Financing, the parties terminated the KSP Subscription Agreement (the “Termination Agreement”). As a result, the aggregate number of shares to be purchased in the PIPE Investment will be 28,555,000 shares of Class A Stock at $10.00 per share for an aggregate purchase price equal to $285,550,000.

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

Amendment to the Waiver and Share Surrender Agreement

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

On May 20, 2022, the parties to the Waiver and Share Surrender Agreement entered into Amendment No. 1 to the Waiver and Share Surrender Agreement (the “Waiver and Share Surrender Agreement Amendment”), pursuant to which the Sponsor has agreed to irrevocably surrender a total of 1,751,925 shares of Class F Stock, in connection with, and subject to, the closing of the Business Combination.

Results of Operations

For the six months ended June 30, 2022 and 2021, we had net income/(loss) of $8,618,033 and ($358,926) of which $11,064,332 and $1,892,583 is a non-cash gain related to the change in fair value of the warrant liability, respectively. Our business activities during the quarter mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by March 1, 2023. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying unaudited financial statements, at June 30, 2022, we had $96,916 in cash and deferred offering costs of $12,075,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

On March 19, 2021, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for ongoing operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) February 11, 2023 or (ii) the date on which the Company consummates the Business Combination. As of June 30, 2022, the amount advanced by Sponsor to the Company was $1,950,000.

As of June 30, 2022 and December 31, 2021, we had cash held outside of the Trust Account of approximately $96,916 and $317,220, respectively, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

At June 30, 2022 and December 31, 2021, the Company had current liabilities of $10,651,597 and $19,501,774 and a working capital deficit of ($9,911,346) and ($18,094,276), respectively, the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2 and 3. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after June 30, 2022, and amounts are continuing to accrue. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

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

As of June 30, 2022 and December 31, 2021, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to The Gores Group for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the six months ended June 30, 2022 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of June 30, 2022, $345,465,842 (including accrued interest and dividends and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of June 30, 2022, investment securities in the Company’s Trust Account consist of $345,465,842 in money market funds. As of June 30, 2022, the effective annualized rate of return generated by our investments was approximately .002%.

We have not engaged in any hedging activities during the period ended June 30, 2022. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. While we have processes to identify and appropriately apply applicable accounting requirements, we have enhanced our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications.

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

Through June 30, 2022, we incurred approximately $19,405,785 for costs and expenses related to the Public Offering. At the closing of the Public Offering, we paid a total of $6,900,000 in underwriting discounts and commissions. In addition, the underwriter agreed to defer $12,075,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus filed with the SEC on February 26, 2021.

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

As of June 30, 2022, after giving effect to our Public Offering and our operations subsequent thereto, approximately $345,465,842 was held in the Trust Account, and we had approximately $96,916 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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

10.1	Amendment No. 1 to the Merger Agreement, dated May 20, 2022. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2022).

10.2	Form of Termination Agreement, dated May 20, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on May 20, 2022).

10.3	Waiver and Share Surrender Agreement Amendment, dated May 20, 2022 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on May 20, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GORES HOLDINGS VIII, INC.

Date: August 5, 2022	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)