Form 10-Q
period 2022-09-30
Gores Holdings VIII Inc.
filed 2022-11-10
CIK 1841080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 34,500,000 shares of the Company’s Class A Common Stock, par value $0.0001 per share, and 8,625,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORES HOLDINGS VIII, INC.

BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$817,967	$317,220
Prepaid assets	387,221	1,090,278
Total current assets	1,205,188	1,407,498
Cash, cash equivalents and other investments held in Trust Account	345,879,292	345,030,739
Total assets	$347,084,480	$346,438,237

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses, formation and offering costs	$5,874,699	$3,175,067
State franchise tax accrual	30,000	200,000
Public warrants derivative liability	4,053,750	8,754,375
Private warrants derivative liability	2,788,666	6,022,332
Notes and advances payable – related party	1,950,000	1,350,000
Total current liabilities	14,697,115	19,501,774
Deferred underwriting compensation	12,075,000	12,075,000
Total liabilities	$26,772,115	$31,576,774

Commitments and contingencies
Class A Common Stock subject to possible redemption, 34,500,000 and 34,500,000 shares at September 30, 2022 and December 31, 2021, respectively (at redemption value of $10.01 and $10.00 per share, respectively)	345,505,792	345,000,000

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized	—	—
Class F Common Stock, $0.0001 par value; 40,000,000 shares authorized, 8,625,000 and 8,625,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	863	863
Additional paid-in-capital	—	—
Accumulated deficit	(25,194,290)	(30,139,400)

Total stockholders’ equity (deficit)	(25,193,427)	(30,138,537)

Total liabilities and stockholders’ equity (deficit)	$347,084,480	$346,438,237

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS VIII, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues	—	—	—	—
Professional fees and other expenses	(1,542,481)	(401,452)	(4,389,221)	(2,193,558)
State franchise taxes, other than income tax	(50,000)	(50,000)	(150,000)	(150,000)
Gain/(loss) from change in fair value of warrant liabilities	(3,130,041)	1,164,667	7,934,291	3,057,250
Allocated expense for warrant issuance cost	—	—	—	(378,413)
Net income/(loss) from operations	(4,722,522)	713,215	3,395,070	335,279
Other income - interest income	1,555,391	4,440	2,055,832	23,450
Net income/(loss) before income taxes	$(3,167,131)	$717,655	$5,450,902	$358,729
Provision for income tax	—	—	—	—
Net income/(loss) attributable to common shares	$(3,167,131)	$717,655	$5,450,902	$358,729

Net income/(loss) per common stock:
Class A Common Stock - basic and diluted	$(0.06)	$0.02	$0.14	$(0.72)
Class F Common Stock - basic and diluted	$(0.13)	$0.02	$0.07	$(0.72)

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS VIII, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three and Nine Months Ended September 30, 2021
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Beginning Balance at January 1, 2021	-	$-	-	$-	$-	$(1,200)	$(1,200)
Sale of Class F Common Stock to Sponsor on January 11, 2021 at $0.0001 par value	-	-	8,625,000	863	24,137	-	25,000
Excess of fair value paid by founders for warrants	-	-	-	-	4,272,001	-	4,272,001
Subsequent measurement of Class A Common Stock subject to redemption against additional paid-in capital	-	-	-	-	(4,296,138)	-	(4,296,138)
Subsequent measurement of Class A Common Stock subject to redemption against accumulated deficit	-	-	-	-	-	(21,458,734)	(21,458,734)
Net loss	-	-	-	-	-	(358,926)	(358,926)
Balance at June 30, 2021	-	$-	8,625,000	$863	$-	$(21,818,860)	$(21,817,997)
Net income	-	-	-	-	-	717,655	717,655
Balance at September 30, 2021	-	$-	8,625,000	$863	$-	$(21,101,205)	$(21,100,342)

	For the Three and Nine Months Ended September 30, 2022
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance at January 1, 2022	-	$-	8,625,000	$863	$-	$(30,139,400)	$(30,138,537)
Net income	-	-	-	-	-	8,618,033	8,618,033
Balance at June 30, 2022	-	$-	8,625,000	$863	$-	$(21,521,367)	$(21,520,504)
Net loss	-	-	-	-	-	(3,167,131)	(3,167,131)
Increase in redemption value of Class A common stock subject to redemption	-	-	-	-	-	(505,792)	(505,792)
Balance at September 30, 2022	-	$-	8,625,000	$863	$-	$(25,194,290)	$(25,193,427)

See accompanying notes to the unaudited, interim financial statements

GORES HOLDINGS VIII, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash flows from operating activities:
Net income	$5,450,902	$358,729
Changes in state franchise tax accrual	(170,000)	149,550
Changes in prepaid assets	703,057	(1,350,591)
Changes in accrued expenses, formation and offering costs	2,699,632	1,265,912
Issuance costs related to warrant liabilities	—	378,413
Changes in fair value warrants derivative liabilities	(7,934,291)	(3,057,250)
Net cash provided by/(used in) operating activities	749,300	(2,255,237)
Cash flows from investing activities:
Cash deposited in Trust Account	—	(345,000,000)
Interest reinvested in the Trust Account	(848,553)	(23,450)
Net cash used in investing activities	(848,553)	(345,023,450)
Cash flows from financing activities:
Proceeds from sale of Units in Public Offering	—	345,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	—	8,900,000
Proceeds from sale of Class F Common Stock to Sponsor	—	25,000
Proceeds from notes and advances payable – related party	600,000	1,975,000
Repayment of notes and advances payable – related party	—	(625,000)
Payment of underwriter's discounts and commissions	—	(6,900,000)
Payment of accrued offering costs	—	(430,785)
Net cash provided by financing activities	600,000	347,944,215
Increase in cash	500,747	665,528
Cash at beginning of period	317,220	—
Cash at end of period	$817,967	$665,528
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$—	$12,075,000
Supplemental disclosure of income and franchise taxes paid:
Cash paid for income and state franchise taxes	$320,000	$450

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

Proposed Business Combination

On December 13, 2021, Gores Holdings VIII, Inc. entered into an Agreement and Plan of Merger (as amended on May 20, 2022 (“Amendment No.1”) and on September 5, 2022 (“Amendment No.2”), the “Merger Agreement”), by and among the Company, Frontier Merger Sub, Inc. (“First Merger Sub”), Frontier Merger Sub II, LLC (“Second Merger Sub”), and Footprint International Holdco, Inc. (“Footprint”), which provides for, among other things: (a) the merger of First Merger Sub with and into Footprint, with Footprint continuing as the surviving corporation (the “First Merger”); and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of Footprint with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers”). The transactions set forth in the Merger Agreement, including the Mergers, will constitute a “Business Combination” as contemplated by the Company’s Amended and Restated Certificate of Incorporation.

The Merger Agreement and the transactions contemplated thereby were unanimously approved by the Board of Directors of the Company and the Board of Directors of Footprint (the “Footprint Board”) on December 13, 2021.

The Merger Agreement

Merger Consideration

Pursuant to the terms of the Merger Agreement, at the effective time of the First Merger, (a) each share of (i) Footprint’s common stock, par value $0.000001 per share (“Footprint Common Stock”), including shares of Footprint Common Stock issuable pursuant to the exercise of warrants to purchase Footprint Common Stock (“Footprint Warrants”), will be converted into the right to receive a number of newly-issued shares of the Company’s Class A Common Stock, par value $0.0001 per share (“Company Class A Stock”), equal to the Per Share Company Common Stock Consideration (as defined in the Merger Agreement), (ii) Footprint’s Class A preferred stock, par value $0.001 per share (“Footprint Class A Preferred Stock”), will be converted into the right to receive a number of newly-issued shares of Company Class A Stock equal to the Per Share Company Class A Preferred Stock Consideration (as defined in the Merger Agreement), (iii) Footprint’s Class B preferred stock, par value $0.001 per share (“Footprint Class B Preferred Stock”), will be converted into the right to receive a number of newly-issued shares of Company Class A Stock equal to the Per Share Company Class B Preferred Stock Consideration (as defined in the Merger Agreement), (iv) Footprint’s Class C preferred stock, par value $0.001 per share (“Footprint Class C Preferred Stock”), will be converted into the right to receive a number of newly-issued shares of Company Class A Stock equal to the Per Share Company Class C Preferred Stock Consideration and (v)

Footprint’s Class D preferred stock, par value $0.001 per share (“Footprint Class D Preferred Stock”), will be converted into the right to receive a number of newly-issued shares of Company Class A Stock equal to the Per Share Company Class D Preferred Stock Consideration (as defined in the Merger Agreement) and (b) each of the promissory notes outstanding that entitle the holder thereof to convert outstanding amounts into shares of capital stock of Footprint (“Footprint Convertible Promissory Notes”) will be converted into the right to receive a number of newly-issued shares of Company Class A Stock set forth on the Company Closing Certificate (as defined in the Merger Agreement). Pursuant to the terms of the Merger Agreement, the Company is required to use reasonable best efforts to cause the shares of Company Class A Common Stock to be issued in connection with the transactions contemplated by the Merger Agreement (the “Business Combination”) to be listed on the Nasdaq Capital Market (the “NASDAQ”) at the closing of the Business Combination.

Pursuant to the Merger Agreement, the aggregate merger consideration payable at the closing of the Business Combination to all of the stockholders, holders of stock options of Footprint, holders of Footprint Warrants and holders of Footprint Convertible Promissory Notes will be an aggregate of 106,757,750 shares of Company Class A Stock (deemed to have a value of $10.00 per share).

In addition to the consideration to be paid at the closing of the Business Combination, certain stockholders and holders of stock options of Footprint will be entitled to receive, pursuant to the Merger Agreement and the Parent Performance Plan (as defined in the Merger Agreement), additional shares of Company Class A Stock or performance-based restricted stock units from the Company, as applicable, subject to the terms provided in the Merger Agreement and the Parent Performance Plan.

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

Termination

Amendment No.2 further provided for the extension of the Termination Date (as defined in the Merger Agreement) from July 13, 2022 to November 15, 2022. The Merger Agreement may be terminated at any time prior to the consummation of the Mergers (whether before or after the required Company stockholder vote and Footprint Stockholder Approval has been obtained) by mutual written consent of the Company and Footprint and in certain other circumstances, including if the Business Combination has not been consummated by November 15, 2022 (the “Termination Date”) and the delay in closing prior to such date is not due to the breach of the Merger Agreement by the party seeking to terminate.

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

Entry Into the Backstop Agreements

On September 5, 2022, in connection with the execution of Amendment No.2, Footprint, the Company and 222 Investment, LLC, an entity affiliated with Don Thompson, the Chairman of Footprint’s board of directors (“222 Investments”), entered into a Backstop Agreement (the “222 Backstop Agreement”). Pursuant to the 222 Backstop Agreement and subject to the terms and conditions contained therein, 222 Investments has committed to purchase from the Company, upon the election of Footprint and the Company and in connection with the closing of the Business Combination, between 10,000,000 and 25,000,000 shares of a newly created Class A preferred stock, par value $0.0001 per share (the Class A Preferred Stock”), at a price of $10.00 per share (the “222 Preferred Shares”).

Additionally, on the same date, the Sponsor provided the Company and Footprint with a commitment letter to purchase up to 5,460,000 shares of Class A Preferred Stock, at a price of $10.00 per share (the “Sponsor Preferred Shares” and together with the 222 Preferred Shares, the “Backstop Shares”) and on substantially similar terms as those set forth in the 222 Backstop Agreement (the “Sponsor Commitment Letter” and, together with the 222 Backstop Agreement, the “Backstop Agreements”).

PIPE Subscription Agreements; Termination of KSP Subscription Agreement; May Footprint Class C Financing; Termination of Sponsor Subscription Agreement; August Convertible Note Financing; Footprint Class D Financing

On December 13, 2021, the Company entered into subscription agreements (each, a “Subscription Agreement” and collectively, the “Subscription Agreements”) with certain investors, including certain individuals (each, an “Individual Investor Subscription Agreement”), institutional investors (each, an “Institutional Investor Subscription Agreement”), KSP Footprint Investments, LLC (the “Koch Preference Subscriber”) and Gores Sponsor VIII LLC (the “Sponsor Subscription Agreement,” and, together with the Individual Investor Subscription Agreement, the Institutional Investor Subscription Agreement, and the Koch Preference Subscriber, the “PIPE Subscription Agreements”), pursuant to which the investors have agreed to purchase an aggregate of 31,055,000 shares of Company Class A Stock in a private placement for $10.00 per share (the “PIPE Investment”).

As part of the PIPE Investment, the Koch Preference Subscriber agreed to purchase 2,500,000 shares of Class A Stock, at a price per share of $10.00 for an aggregate purchase price of $25,000,000 (the “KSP Subscription Agreement”). On May 20, 2022, Footprint issued and sold 1,000 shares of Footprint’s Class C Non-Participating Preferred Stock, par value $0.001 per share, at a purchase price of $25,000 per share, for a total purchase price of $25,000,000 (the “May Footprint Class C Financing”) to the Koch Preference Subscriber. In connection with the May Footprint Class C Financing, the parties terminated the KSP Subscription Agreement (the “May Termination Agreement”). As a result, the aggregate number of shares to be purchased in the PIPE Investment will be 28,555,000 shares of Class A Stock at $10.00 per share for an aggregate purchase price equal to $285,550,000.

In connection with the execution of Amendment No.2 to the Merger Agreement, certain Subscribers agreed to amend the terms of the Subscription  Agreements (“Subscription Agreement Amendments”) to consent to (a) the terms of Amendment No.2 to the Merger Agreement and (b) amend the terms of the Subscription Agreements such that each Subscription Agreement will terminate with no further force and effect upon the earliest to occur of: (i) such date and time as the Merger Agreement is terminated in accordance with its terms; (ii) upon the mutual written agreement of the parties to such Subscription Agreement; (iii) if any of the conditions to closing set forth in such Subscription Agreement are not satisfied or waived on or prior to the closing and, as a result thereof, the transactions contemplated by such Subscription Agreement are not consummated at the closing; and (iv) 30 days after October 31, 2022, if the closing of the Business Combination shall not have occurred by such date other than as a result of a breach of the investor’s obligations under the Subscription Agreement unless further extended by the subscribers to the PIPE Investment.

On August 19, 2022, Footprint issued and sold to certain purchasers, including certain persons affiliated with the Sponsor, $39,500,000 in aggregate principal amount of unsecured convertible promissory notes (the “Footprint August Note Financing”).  In addition, on September 6, 2022, Footprint agreed to issue and sell 3,000 shares of Footprint’s Class D Non-Participating Preferred Stock, par value $0.001 per share, at a purchase price of $25,000 per share, for a total purchase price of $75,000,000 (the “Footprint Class D Financing”) to KSP Footprint Investments, LLC.

In connection with the Footprint August Note Financing and the Footprint Class D Financing, the parties terminated the Sponsor Subscription Agreement (the “September Termination Agreement”).  As a result, the aggregate number of shares to be purchased in the PIPE Investment will be 9,090,000 shares of Class A Stock at $10.00 per share for an aggregate purchase price equal to $90,900,000.

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

On September 5, 2022, the parties to the Waiver and Share Surrender Agreement entered into Amendment No.2 to the Waiver and Share Surrender Agreement (the “Waiver and Share Surrender Agreement Amendment No.2”) pursuant to which the Sponsor has agreed to irrevocably surrender a total of 2,502,750 shares of Class F Stock, in connection with, and subject to, the closing of the Business Combination.

Financing

Upon the closing of the Public Offering and the sale of the Private Placement Warrants, an aggregate of $345,000,000 was placed in a Trust Account with Computershare acting as trustee (the “Trust Account”).

The Company intends to finance a Business Combination with the net proceeds from its $345,000,000 Public Offering and its sale of $8,900,000 of Private Placement Warrants.

See also “—PIPE Subscription Agreements; Termination of KSP Subscription Agreement; May Footprint Class C Financing; Termination of Sponsor Subscription Agreement; August Convertible Note Financing; Footprint Class D Financing” and “—Entry into the Backstop Agreements” above.

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940 (the “Investment Company Act”), as amended, that invest only in direct U.S. government obligations. As of September 30, 2022, the Trust Account consisted of money market funds.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to fund regulatory compliance requirements and other costs related thereto (a “Regulatory Withdrawal”) for a maximum 24 months and/or additional amounts necessary to pay franchise and income taxes, if any, none of the funds held in trust will be released until the earliest of: (a) the completion of the Business Combination; or (b) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination by March 1, 2023; or (c) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination by March 1, 2023, subject to the requirements of law and stock exchange rules.

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

The Company, after signing a definitive agreement for a Business Combination, will either (a) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest income but less taxes payable, or (b) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest income but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under Nasdaq rules. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. Currently, the Company will not redeem its public shares of common stock in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares of Class A Common Stock and the related Business Combination, and instead may search for an alternate Business Combination. For business and other reasons, the Company has elected to provide its stockholders with the opportunity to have their public shares redeemed in connection with a stockholder vote to approve the Business Combination rather than a tender offer.

As a result of the foregoing redemption provisions, the public shares of common stock are recorded at redemption amount and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) in subsequent periods.

The Company will have until March 1, 2023 to complete its Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest income, but less taxes payable (less up to $100,000 of such net interest income to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they waived their rights to participate in any redemption with respect to their Founder Shares (as defined below); however, if the Sponsor or any of the Company’s officers, directors or affiliates acquire public shares of common stock, they will be entitled to a pro rata share of the Trust Account in the event the Company does not complete a Business Combination within the required time period.

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

2.       Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2022 and 2021 and the results of operations and cash flows for the periods presented. Operating results for the period ended September 30, 2022 and 2021 are not necessarily indicative of results that may be expected for the full year or any other period.

Net Income/(Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock and Class F Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public and private warrants to purchase 7,279,166 shares of Common Stock at $11.50 per share were issued on March 1, 2021. At September 30, 2022 and 2021, no warrants had been exercised. The 7,279,166 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the periods ended September 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income/(loss)per share for each class of common stock:

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2022		For the Nine Months Ended September 30, 2021
	Class A	Class F	Class A	Class F	Class A	Class F	Class A	Class F
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income/(loss), including accretion of temporary equity	$(2,533,705)	$(633,426)	$574,124	$143,531	$4,360,722	$1,090,180	$(19,427,255)	$(5,968,888)
Increase in redemption value of Class A common stock subject to redemption	505,792	(505,792)	-	-	505,792	(505,792)	-	-
Total Numerator:	$(2,027,913)	$(1,139,218)	$574,124	$143,531	$4,866,514	$584,388	$(19,427,255)	$(5,968,888)

Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000	34,500,000	8,625,000	27,043,956	8,309,066
Basic and diluted net income/(loss) per share	$(0.06)	$(0.13)	$0.02	$0.02	$0.14	$0.07	$(0.72)	$(0.72)

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2022.

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

Cash, Cash Equivalents and Other Investments Held in Trust Account

At September 30, 2022, the Company had $345,879,292 in the Trust Account which may be utilized for Business Combinations. At September 30, 2022, the Trust Account consisted of money market funds.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in trust will be released until the earlier of: (a) the completion of the Business Combination; (b) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination by March 1, 2023; or (c) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination by March 1, 2023, subject to the requirements of law and stock exchange rules.

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

Going Concern Consideration

If the Company does not complete its Business Combination by March 1, 2023, the Company will (a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable and less up to $100,000 of such net interest which may be distributed to the Company to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

In addition, at September 30, 2022 and December 31, 2021, the Company had current liabilities of $14,697,115 and $19,501,774, respectively, and a working capital deficit of ($13,491,927) and ($18,094,276), respectively, the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2 and 3. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after September 30, 2022, and amounts are continuing to accrue. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 1, 2023 to consummate a Business Combination.  It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 1, 2023.

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features do not qualify for equity classification in FASB ASC Topic 815-40 “Derivatives and Hedging – Contracts

in Entity’s Own Equity.” The fair value of the public warrants at December 31, 2021 was a liability of $8,754,375. At September 30, 2022, the fair value has decreased to $4,053,750. The change in fair value of $4,700,625 is reflected as a gain in the statements of operations.

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

As of September 30, 2022, the Class A Common Stock reflected on the balance sheet are reconciled in the following table.

As of September 30, 2022
Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(6,727,500)
Class A shares issuance costs	(19,027,372)
Plus:
Accretion of carrying value to redemption value	25,754,872
Increase in redemption value to $10.01 per Class A common stock subject to redemption	505,792
Contingently redeemable Class A Common Stock	$345,505,792

4.       Related Party Transactions

Founder Shares

On January 11, 2021, the Sponsor purchased 8,625,000 shares of Class F Common Stock, par value $0.0001 per share, of the Company (the “Founder Shares”) for $25,000, or approximately $0.003 per share. The Founder Shares included an aggregate of up to 1,125,000 shares subject to forfeiture by the Sponsor depending on the extent to which the underwriter’s over-allotment is exercised. As a result of the underwriter’s election to fully exercise its over-allotment option, 1,125,000 Founder Shares are no longer subject to forfeiture. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of the Public Offering. On February 23, 2021, the Sponsor transferred 25,000 Founder Shares to each of the three independent directors at their original purchase price.  At September 30, 2022, there was an aggregate of 8,625,000 Founder Shares outstanding. The Founder Shares are identical to the Class A Common Stock included in the Units sold in the Public Offering except that the Founder Shares are convertible under the circumstances described below. The Founder Shares will automatically convert into shares of Class A Common Stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s certificate of incorporation.

The sale of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

On March 19, 2021, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for on-going operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (a) February 11, 2023 or (b) the date on which the Company consummates the Business Combination. As of September 30, 2022, the amount advanced by Sponsor to the Company was $1,950,000.

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

For the nine months ended September 30, 2022 the Company paid the affiliate $180,000. For the period commencing February 25, 2021 through September 30, 2022 the Company has paid the affiliate $382,857.

See also “—PIPE Subscription Agreements; Termination of KSP Subscription Agreement; May Footprint Class C Financing; Termination of Sponsor Subscription Agreement; August Convertible Note Financing; Footprint Class D Financing” and “—Entry into the Backstop Agreements” above.

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

6.       Income Taxes

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on the NYSE, we are a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, absent any further guidance from Congress or the U.S. Department of the Treasury, there is significant risk that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. Further, the application of the Excise Tax in the event of a liquidation after December 31, 2022 is uncertain. The Excise Tax could impact the proceeds held in the trust account, in which case the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

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

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended September 30, 2022. As of September 30, 2022, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

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

Warrants

The Company has determined that warrants issued in connection with its initial public offering in January 2021 are subject to treatment as a liability. The Company utilized a Monte Carlo simulation methodology to value the warrants for periods prior to public warrant trading and observable transactions for subsequent periods, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date and March 31, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public in close proximity to the Company’s IPO Closing Date. At September 30, 2022, there were observable transactions in the Company’s public warrants. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. On September 30, 2022, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $0.94 per warrant at September 30, 2022. The fair value of the Private Placement Warrants was deemed to be equal to the fair value of the Public Warrants because the Private Placement Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public and Private Warrants as of September 30, 2022, is classified as Level 1 and Level 2, respectively, due to the use of both observable inputs in an active market as well as quoted prices in active markets for similar assets and liabilities.

As of September 30, 2022, the aggregate values of the Private Placement Warrants and Public Warrants were $2.8 million and $4.1 million, respectively, based on the closing price of GIIXW on that date of $0.94.

As of December 31, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $6.0 million and $8.8 million, respectively, based on the closing price of GIIXW on that date of $2.03.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Total Warrant Liabilities
Fair value at December 31, 2021	$6,022,332	$8,754,375	$14,776,707
Change in fair value	(3,233,666)	(4,700,625)	(7,934,291)
Fair value at September 30, 2022	$2,788,666	$4,053,750	$6,842,416

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	September 30,	Active Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Cash, Cash Equivalents and Other Investments Held in Trust Account	$345,879,292	$345,879,292	$—	$—

Derivative warrant liabilities:
Public warrants	(4,053,750)	(4,053,750)	—	—
Private placement warrants	(2,788,666)	—	(2,788,666)	—

8.       Common and Preferred Stock

Common Stock

The Company is authorized to issue 400,000,000 shares of Class A Common Stock, par value $0.0001 per share, and 40,000,000 shares of Class F Common Stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A Common Stock and 8,625,000 shares of Class F Common Stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

9.       Risk and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic, rising interest rates and increased inflation on the Company’s business objectives and has concluded that while it is reasonably possible that the virus, interest rates and/or inflation could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. Additionally, various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. In February 2022, the Russian Federation and Belarus commenced military action with the country of Ukraine. As a result of this action, various nations have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions and resulting market volatility could adversely affect the Company’s ability to complete a business combination. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

10.       Subsequent Events

Management has performed an evaluation of subsequent events through November 10, 2022, noting no items which require adjustment or disclosure other than those set forth in the preceding notes to the financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1955 (the “PSLRA”). All statements other than statements of historical fact included in this Quarterly Report on Form 10‑Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10‑Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

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

Recent Developments

Proposed Business Combination

On December 13, 2021, Gores Holdings VIII, Inc. entered into an Agreement and Plan of Merger (as amended on May 20, 2022 (“Amendment No.1”) and on September 5, 2022 (“Amendment No.2”), the “Merger Agreement”), by and among the Company, Frontier Merger Sub, Inc. (“First Merger Sub”), Frontier Merger Sub II, LLC (“Second Merger Sub”), and Footprint International Holdco, Inc. (“Footprint”), which provides for, among other things: (a) the merger of First Merger Sub with and into Footprint, with Footprint continuing as the surviving corporation (the “First Merger”); and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of Footprint with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers”). The transactions set forth in the Merger Agreement, including the Mergers, will constitute a “Business Combination” as contemplated by the Company’s Amended and Restated Certificate of Incorporation.

The Merger Agreement and the transactions contemplated thereby were unanimously approved by the Board of Directors of the Company and the Board of Directors of Footprint (the “Footprint Board”) on December 13, 2021.

The Merger Agreement

Merger Consideration

Pursuant to the terms of the Merger Agreement, at the effective time of the First Merger, (a) each share of (i) Footprint’s common stock, par value $0.000001 per share (“Footprint Common Stock”), including shares of Footprint Common Stock issuable pursuant to the exercise of warrants to purchase Footprint Common Stock (“Footprint Warrants”), will be converted into the right to receive a number of newly-issued shares of the Company’s Class A Common Stock, par value $0.0001 per share (“Company Class A Stock”), equal to the Per Share Company Common Stock Consideration (as defined in the Merger Agreement), (ii) Footprint’s Class A preferred stock, par value $0.001 per share (“Footprint Class A Preferred Stock”), will be converted into the right to receive a number of newly-issued shares of Company Class A Stock equal to the Per Share Company Class A Preferred Stock Consideration (as defined in the Merger Agreement), (iii) Footprint’s Class B preferred stock, par value $0.001 per share (“Footprint Class B Preferred Stock”), will be converted into the right to receive a number of newly-issued shares of Company Class A Stock equal to the Per Share Company Class B Preferred Stock Consideration (as defined in the Merger Agreement), (iv) Footprint’s Class C preferred stock, par value $0.001 per share (“Footprint Class C Preferred Stock”), will be converted into the right to receive a number of newly-issued shares of Company Class A Stock equal to the Per Share Company Class C Preferred Stock Consideration (as defined in the Merger Agreement) and (v) Footprint’s Class D preferred stock, par value $0.001 per share (“Footprint Class D Preferred Stock”). Will be converted into the right to receive a number of newly-issued shares of Company Class A Stock equal to the Per Share Company Class D Preferred Stock Consideration (as defined in the Merger Agreement) and (b) each of the promissory notes outstanding that entitle the holder thereof to convert outstanding amounts into shares of capital stock of Footprint (“Footprint Convertible Promissory Notes”) will be converted into the right to receive a number of newly-issued shares of Company Class A Stock set forth on the Company Closing Certificate (as defined in the Merger Agreement). Pursuant to the terms of the Merger Agreement, the Company is required to use reasonable best efforts to cause the shares of Company Class A Common Stock to be issued in connection with the transactions contemplated by the Merger Agreement to be listed on the Nasdaq Capital Market (the “NASDAQ”) at the closing of the Business Combination.

Pursuant to the Merger Agreement, the aggregate merger consideration payable at the closing of the Business Combination to all of the stockholders, holders of stock options of Footprint, holders of Footprint Warrants and holders of Footprint Convertible Promissory Notes will be an aggregate of 106,757,750 shares of Company Class A Stock (deemed to have a value of $10.00 per share).

In addition to the consideration to be paid at the closing of the Business Combination, certain stockholders and holders of stock options of Footprint will be entitled to receive, pursuant to the Merger Agreement and the Parent Performance Plan (as defined in the Merger Agreement), additional shares of Company Class A Stock or performance-based restricted stock units from the Company, as applicable, subject to the terms provided in the Merger Agreement and the Parent Performance Plan.

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

Termination

Amendment No. 2 further provided for the extension of the Termination Date (as defined in the Merger Agreement) from July 13, 2022 to November 15, 2022. The Merger Agreement may be terminated at any time prior to the consummation of the Mergers (whether before or after the required Company stockholder vote and Footprint Stockholder Approval has been obtained) by mutual written consent of the Company and Footprint and in certain other circumstances, including if the Business Combination has not been consummated by November 15, 2022 (the “Termination Date”) and the delay in closing prior to such date is not due to the breach of the Merger Agreement by the party seeking to terminate.

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

Entry into the Backstop Agreements

On September 5, 2022, in connection with the execution of Amendment No. 2, Footprint, the Company and 222 Investments, entered into the 222 Backstop Agreement. Pursuant to the 222 Backstop Agreement and subject to the terms and conditions contained therein, 222 Investments has committed to purchase from the Company, upon the election of Footprint and the Company and in connection with the closing of the Business Combination, between 10,000,000 and 25,000,000 shares of a newly created Class A preferred stock, par value $0.0001 per share (the “Class A Preferred Stock”), at a price of $10.00 per share (the “222 Preferred Shares”).

Additionally, on the same date, the Sponsor provided the Company and Footprint with a commitment letter to purchase up to 5,460,000 shares of Class A Preferred Stock, at a price of $10.00 per share (the “Sponsor Preferred Shares” and, together with the 222 Preferred Shares, the “Backstop Shares”) and on the same terms as those set forth in the 222 Backstop Agreement (the “Sponsor Commitment Letter” and, together with the 222 Backstop Agreement, the “Backstop Agreements”).

PIPE Subscription Agreements; Termination of KSP Subscription Agreement; May Footprint Class C Financing; Termination of Sponsor Subscription Agreement; August Convertible Note Financing; Footprint Class D Financing

In connection with the execution of Amendment No. 2 to the Merger Agreement, certain Subscribers agreed to amend the terms of the Subscription Agreements (“Subscription Agreement Amendments”) to consent to (a) the terms of Amendment No. 2 to the Merger Agreement and (b) amend the terms of the Subscription Agreements such that each Subscription Agreement will terminate with no further force and effect upon the earliest to occur of: (i) such date and time as the Merger Agreement is terminated in accordance with its terms; (ii) upon the mutual written agreement of the parties to such Subscription Agreement; (iii) if any of the conditions to closing set forth in such Subscription Agreement are not satisfied or waived on or prior to the closing and, as a result thereof, the transactions contemplated by such Subscription Agreement are not consummated at the closing; and (iv) 30 days after October 31, 2022, if the closing of the Business Combination shall not have occurred by such date other than as a result of a breach of the investor’s obligations under the Subscription Agreement, unless further extended by the subscribers to the PIPE Investment

On August 19, 2022, Footprint issued and sold to certain purchasers, including certain persons affiliated with the Sponsor, $39,500,000 in aggregate principal amount of unsecured convertible promissory notes (the “Footprint August Note Financing”). In addition, on September 6, 2022, Footprint agreed to issue and sell 3,000 shares of Footprint’s Class D Non-Participating Preferred Stock, par value $0.001 per share, at a purchase price of $25,000 per share, for a total purchase price of $75,000,000 (the “Footprint Class D Financing”) to KSP Footprint Investments, LLC.

In connection with the Footprint August Note Financing and the Footprint Class D Financing, the parties terminated the Sponsor Subscription Agreement (the “September Termination Agreement”). As a result, the aggregate number of shares to be purchased in the PIPE Investment will be 9,090,000 shares of Class A Stock at $10.00 per share for an aggregate purchase price equal to $90,900,000.

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

On September 5, 2022, the parties to the Waiver and Share Surrender Agreement entered into Amendment No. 2 to the Waiver and Share Surrender Agreement (the “Waiver and Share Surrender Agreement Amendment No. 2”), pursuant to which the Sponsor has agreed to irrevocably surrender a total of 2,502,750 shares of Class F Stock, in connection with, and subject to, the closing of the Business Combination.

Results of Operations

For the nine months ended September 30, 2022 and 2021, we had net income of $5,450,902 and $358,729 of which $7,934,291 and $3,057,250 is a non-cash gain related to the change in fair value of the warrant liability, respectively. Our business activities during the quarter mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by March 1, 2023. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying unaudited financial statements, at September 30, 2022, we had $817,967 in cash and deferred offering costs of $12,075,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

Going Concern Consideration

If the Company does not complete its Business Combination by March 1, 2023, the Company will (a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable and less up to $100,000 of such net interest which may be distributed to the Company to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

In addition, at September 30, 2022 and December 31, 2021, the Company had current liabilities of $14,697,115 and $19,501,774, respectively, and a working capital deficit of ($13,491,927) and ($18,094,276), respectively, the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2 and 3. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after September 30, 2022, and amounts are continuing to accrue. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

In connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standard Board's Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” the Company has until March 1, 2023 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 1, 2023.

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

On March 19, 2021, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for ongoing operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (a) February 11, 2023 or (b) the date on which the Company consummates the Business Combination. As of September 30, 2022, the amount advanced by Sponsor to the Company was $1,950,000.

As of September 30, 2022 and December 31, 2021, we had cash held outside of the Trust Account of approximately $817,967 and $317,220, respectively, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

At September 30, 2022 and December 31, 2021, the Company had current liabilities of $14,697,115 and $19,501,774 and a working capital deficit of ($13,491,927) and ($18,094,276), respectively, the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2 and 3. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after September 30, 2022, and amounts are continuing to accrue. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

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

As of September 30, 2022 and December 31, 2021, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to The Gores Group for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the nine months ended September 30, 2022 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of September 30, 2022, $345,879,292 (including accrued interest and dividends and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of September 30, 2022, investment securities in the Company’s Trust Account consist of $345,879,292 in money market funds. As of September 30, 2022, the effective annualized rate of return generated by our investments was approximately .0665%.

We have not engaged in any hedging activities during the period ended September 30, 2022. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. While we have processes to identify and appropriately apply applicable accounting requirements, we have enhanced our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications.

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

The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution to our stockholders in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on the NYSE, we are a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, absent any further guidance from Congress or the U.S. Department of the Treasury, there is significant risk that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. Further, the application of the Excise Tax in the event of a liquidation after December 31, 2022 is uncertain. The Excise Tax could impact the proceeds held in the trust account, in which case the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Any redemption or other repurchase that occurs in connection with the Business Combination after December 31, 2022, may be subject to the excise tax. Whether and to what extent we would be subject to the Excise Tax would depend on a number of factors, including (a) the fair market value of the redemptions and repurchases in connection with the Business Combination, (b) the nature and amount of the equity issued in connection with the Business Combination including the shares of Class A Common Stock issued to the investors in the PIPE Investment and the shares Company Class A Stock issued to the Footprint stockholders in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination, and (c) the content of regulations and other guidance from the U.S. Department of the Treasury. The mechanics of any required payment of the Excise Tax by the Company have not yet been determined. The foregoing could cause a reduction in the cash available on hand to complete the Business Combination.

Recent increases in interest rates and/or inflation in the United States and elsewhere could make it more difficult for us to consummate a Business Combination.

Recent increases in interest rates and/or inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a Business Combination.

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

We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the trust account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (a) the completion of our primary business objective, which is a business combination; (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (c) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company.

On December 13, 2021, we entered into a Merger Agreement, by and among the Company, First Merger Sub, Second Merger Sub and Footprint. If our Business Combination is not completed, we may continue to try to complete a business combination with a different target by March 1, 2023. However, we may not be may not be able to enter into such an agreement and complete a Business Combination within the safe harbor period of the 2022 Proposed Rules. In that case, we would not be able to rely on the safe harbor (should it be adopted) and instead would need to rely on the factors described above, and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination within the completion window, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares if we are unable to complete our initial business combination within the completion window.

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

Through September 30, 2022, we incurred approximately $19,405,785 for costs and expenses related to the Public Offering. At the closing of the Public Offering, we paid a total of $6,900,000 in underwriting discounts and commissions. In addition, the underwriter agreed to defer $12,075,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus filed with the SEC on February 26, 2021.

Our Sponsor, officers and directors have agreed, and our amended and restated certificate of incorporation provides, that we will have until March 1, 2023 to complete our Business Combination. If we are unable to complete our Business Combination by March 1, 2023, we will: (a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (c) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

As of September 30, 2022, after giving effect to our Public Offering and our operations subsequent thereto, approximately $345,879,292 was held in the Trust Account, and we had approximately $817,967 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

Item 3. Defaults Upon Senior Securities

None.

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

2.2	Amendment No. 1 to the Merger Agreement, dated May 20, 2022. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2022).

2.3	Amendment No. 2 to the Merger Agreement, dated September 5, 2022. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2022).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2021).

3.2	By Laws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Registrant on January 27, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1 filed by the Registrant on January 27, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1 filed by the Registrant on January 27, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1 filed by the Registrant on January 27, 2021).

4.4

Warrant Agreement, dated March 1, 2021, between the Company and Computershare, Inc., as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2021).

10.1

Waiver and Share Surrender Agreement Amendment No.2, dated September 5, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on September 6, 2022).

10.2	Backstop Agreement, dated September 5, 2022 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on September 6, 2022).

10.3	Sponsor Commitment Letter, dated September 5, 2022 (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on September 6, 2022).

10.4	Form of Termination Agreement, (incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on September 6, 2022).

10.5	Form of Subscription Agreement Amendment, (incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the SEC on September 6, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GORES HOLDINGS VIII, INC.

Date: November 10, 2022	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)